Form 10-K/A
period 2017-12-31
CFCRE 2016-C3 Mortgage Trust
filed 2018-10-15
CIK 1661589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Not applicable.

EXPLANATORY NOTES

The purpose of this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the Securities and Exchange Commission (the “Commission”) on March 28, 2018 (the “Original 10-K”) is to file with the Commission a report on assessment of compliance with servicing criteria of Berkeley Point Capital LLC, as primary servicer, as Exhibit 33.9 as a replacement of the report on assessment of compliance with servicing criteria filed as Exhibit 33.9 to the Original 10-K.

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

33.1         Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

33.2         CWCapital Asset Management LLC, as Special Servicer (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

33.3         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes to the Original 10-K.)

33.4         Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

33.5         Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

33.6         Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

33.7         CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

33.8         National Tax Search, LLC, as Servicing Function Participant (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

33.9         Berkeley Point Capital LLC, as Primary Servicer

33.10       Prudential Asset Resources, Inc., as Primary Servicer (filed as Exhibit 33.10 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

33.11       Berkeley Point Capital LLC, as Primary Servicer of the Element LA Mortgage Loan (see Exhibit 33.9)

33.12       CWCapital Asset Management LLC, as Special Servicer of the Element LA Mortgage Loan (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

33.13       Wilmington Trust, National Association, as Trustee of the Element LA Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.14       Wells Fargo Bank, National Association, as Certificate Administrator of the Element LA Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

33.15       Wells Fargo Bank, National Association, as Custodian of the Element LA Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

33.16       Park Bridge Lender Services LLC, as Operating Advisor of the Element LA Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

33.17       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Element LA Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

33.18       National Tax Search, LLC, as Servicing Function Participant of the Element LA Mortgage Loan (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

33.19       Wells Fargo Bank, National Association, as Primary Servicer of the One Commerce Plaza Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

33.20       CWCapital Asset Management LLC, as Special Servicer of the One Commerce Plaza Mortgage Loan (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

33.21       Wilmington Trust, National Association, as Trustee of the One Commerce Plaza Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.22       Wells Fargo Bank, National Association, as Certificate Administrator of the One Commerce Plaza Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

33.23       Wells Fargo Bank, National Association, as Custodian of the One Commerce Plaza Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

33.24       Park Bridge Lender Services LLC, as Operating Advisor of the One Commerce Plaza Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

33.25       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the One Commerce Plaza Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

33.26       National Tax Search, LLC, as Servicing Function Participant of the One Commerce Plaza Mortgage Loan (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

33.27       Berkeley Point Capital LLC, as Primary Servicer of the NMS Los Angeles Multifamily Portfolio Mortgage Loan (see Exhibit 33.9)

33.28       Rialto Capital Advisors, LLC , as Special Servicer of the NMS Los Angeles Multifamily Portfolio Mortgage Loan (filed as Exhibit 33.28 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

33.29       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the NMS Los Angeles Multifamily Portfolio Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

33.30       Wells Fargo Bank, National Association, as Custodian of the NMS Los Angeles Multifamily Portfolio Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

33.31       Park Bridge Lender Services LLC, as Operating Advisor of the NMS Los Angeles Multifamily Portfolio Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

33.32       Wells Fargo Bank, National Association, as Primary Servicer of the Springfield Mall Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

33.33       LNR Partners, LLC, as Special Servicer of the Springfield Mall Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.34       Wilmington Trust, National Association, as Trustee of the Springfield Mall Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.35       Wells Fargo Bank, National Association, as Certificate Administrator of the Springfield Mall Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

33.36       Wells Fargo Bank, National Association, as Custodian of the Springfield Mall Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

33.37       Park Bridge Lender Services LLC, as Operating Advisor of the Springfield Mall Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

33.38       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Springfield Mall Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

33.39       National Tax Search, LLC, as Servicing Function Participant of the Springfield Mall Mortgage Loan (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

33.40       Wells Fargo Bank, National Association, as Primary Servicer of the AG Life Time Fitness Portfolio Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

33.41       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the AG Life Time Fitness Portfolio Mortgage Loan (filed as Exhibit 33.41 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

33.42       Wilmington Trust, National Association, as Trustee of the AG Life Time Fitness Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.43       Wells Fargo Bank, National Association, as Certificate Administrator of the AG Life Time Fitness Portfolio Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

33.44       Wells Fargo Bank, National Association, as Custodian of the AG Life Time Fitness Portfolio Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

33.45       Park Bridge Lender Services LLC, as Operating Advisor of the AG Life Time Fitness Portfolio Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

33.46       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the AG Life Time Fitness Portfolio Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

33.47       National Tax Search, LLC, as Servicing Function Participant of the AG Life Time Fitness Portfolio Mortgage Loan (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

33.48       Wells Fargo Bank, National Association, as Primary Servicer of the Empire Mall Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

33.49       C-III Asset Management LLC, as Special Servicer of the Empire Mall Mortgage Loan (filed as Exhibit 33.49 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

33.50       Wilmington Trust, National Association, as Trustee of the Empire Mall Mortgage Loan  (Omitted. See Explanatory Notes to the Original 10-K.)

33.51       Citibank, N.A., as Certificate Administrator and Custodian of the Empire Mall Mortgage Loan (filed as Exhibit 33.51 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

33.52       Park Bridge Lender Services LLC, as Operating Advisor of the Empire Mall Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

33.53       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Empire Mall Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

33.54       National Tax Search, LLC, as Servicing Function Participant of the Empire Mall Mortgage Loan (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

33.55       U.S. Bank National Association, as Servicing Function Participant of the Empire Mall Mortgage Loan (filed as Exhibit 33.55 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

33.56       Berkeley Point Capital LLC, as Primary Servicer of the 215 West 34th Street & 218 West 35th Street Mortgage Loan (see Exhibit 33.9)

33.57       Rialto Capital Advisors, LLC, as Special Servicer of the 215 West 34th Street & 218 West 35th Street Mortgage Loan (filed as Exhibit 33.28 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

33.58       U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the 215 West 34th Street & 218 West 35th Street Mortgage Loan (filed as Exhibit 33.58 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

33.59       Park Bridge Lender Services LLC, as Operating Advisor of the 215 West 34th Street & 218 West 35th Street Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

34.2         CWCapital Asset Management LLC, as Special Servicer (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

34.3         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes to the Original 10-K.)

34.4         Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

34.5         Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

34.6         Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

34.7         CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

34.8         National Tax Search, LLC, as Servicing Function Participant (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

34.9         Berkeley Point Capital LLC, as Primary Servicer (filed as Exhibit 34.9 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

34.10       Prudential Asset Resources, Inc., as Primary Servicer (filed as Exhibit 34.10 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

34.11       Berkeley Point Capital LLC, as Primary Servicer of the Element LA Mortgage Loan (filed as Exhibit 34.9 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

34.12       CWCapital Asset Management LLC, as Special Servicer of the Element LA Mortgage Loan (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

34.13       Wilmington Trust, National Association, as Trustee of the Element LA Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.14       Wells Fargo Bank, National Association, as Certificate Administrator of the Element LA Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

34.15       Wells Fargo Bank, National Association, as Custodian of the Element LA Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

34.16       Park Bridge Lender Services LLC, as Operating Advisor of the Element LA Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

34.17       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Element LA Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

34.18       National Tax Search, LLC, as Servicing Function Participant of the Element LA Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

34.19       Wells Fargo Bank, National Association, as Primary Servicer of the One Commerce Plaza Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

34.20       CWCapital Asset Management LLC, as Special Servicer of the One Commerce Plaza Mortgage Loan (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

34.21       Wilmington Trust, National Association, as Trustee of the One Commerce Plaza Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.22       Wells Fargo Bank, National Association, as Certificate Administrator of the One Commerce Plaza Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

34.23       Wells Fargo Bank, National Association, as Custodian of the One Commerce Plaza Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

34.24       Park Bridge Lender Services LLC, as Operating Advisor of the One Commerce Plaza Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

34.25       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the One Commerce Plaza Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

34.26       National Tax Search, LLC, as Servicing Function Participant of the One Commerce Plaza Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

34.27       Berkeley Point Capital LLC, as Primary Servicer of the NMS Los Angeles Multifamily Portfolio Mortgage Loan (filed as Exhibit 34.9 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

34.28       Rialto Capital Advisors, LLC , as Special Servicer of the NMS Los Angeles Multifamily Portfolio Mortgage Loan (filed as Exhibit 34.28 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

34.29       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the NMS Los Angeles Multifamily Portfolio Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

34.30       Wells Fargo Bank, National Association, as Custodian of the NMS Los Angeles Multifamily Portfolio Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

34.31       Park Bridge Lender Services LLC, as Operating Advisor of the NMS Los Angeles Multifamily Portfolio Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

34.32       Wells Fargo Bank, National Association, as Primary Servicer of the Springfield Mall Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

34.33       LNR Partners, LLC, as Special Servicer of the Springfield Mall Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.34       Wilmington Trust, National Association, as Trustee of the Springfield Mall Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.35       Wells Fargo Bank, National Association, as Certificate Administrator of the Springfield Mall Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

34.36       Wells Fargo Bank, National Association, as Custodian of the Springfield Mall Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

34.37       Park Bridge Lender Services LLC, as Operating Advisor of the Springfield Mall Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

34.38       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Springfield Mall Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

34.39       National Tax Search, LLC, as Servicing Function Participant of the Springfield Mall Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

34.40       Wells Fargo Bank, National Association, as Primary Servicer of the AG Life Time Fitness Portfolio Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

34.41       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the AG Life Time Fitness Portfolio Mortgage Loan (filed as Exhibit 34.41 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

34.42       Wilmington Trust, National Association, as Trustee of the AG Life Time Fitness Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.43       Wells Fargo Bank, National Association, as Certificate Administrator of the AG Life Time Fitness Portfolio Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

34.44       Wells Fargo Bank, National Association, as Custodian of the AG Life Time Fitness Portfolio Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

34.45       Park Bridge Lender Services LLC, as Operating Advisor of the AG Life Time Fitness Portfolio Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

34.46       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the AG Life Time Fitness Portfolio Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

34.47       National Tax Search, LLC, as Servicing Function Participant of the AG Life Time Fitness Portfolio Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

34.48       Wells Fargo Bank, National Association, as Primary Servicer of the Empire Mall Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

34.49       C-III Asset Management LLC, as Special Servicer of the Empire Mall Mortgage Loan (filed as Exhibit 34.49 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

34.50       Wilmington Trust, National Association, as Trustee of the Empire Mall Mortgage Loan  (Omitted. See Explanatory Notes to the Original 10-K.)

34.51       Citibank, N.A., as Certificate Administrator and Custodian of the Empire Mall Mortgage Loan (filed as Exhibit 34.51 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

34.52       Park Bridge Lender Services LLC, as Operating Advisor of the Empire Mall Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

34.53       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Empire Mall Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

34.54       National Tax Search, LLC, as Servicing Function Participant of the Empire Mall Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

34.55       U.S. Bank National Association, as Servicing Function Participant of the Empire Mall Mortgage Loan (filed as Exhibit 34.55 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

34.56       Berkeley Point Capital LLC, as Primary Servicer of the 215 West 34th Street & 218 West 35th Street Mortgage Loan (filed as Exhibit 34.9 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

34.57       Rialto Capital Advisors, LLC, as Special Servicer of the 215 West 34th Street & 218 West 35th Street Mortgage Loan (filed as Exhibit 34.28 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

34.58       U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the 215 West 34th Street & 218 West 35th Street Mortgage Loan (filed as Exhibit 34.58 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

34.59       Park Bridge Lender Services LLC, as Operating Advisor of the 215 West 34th Street & 218 West 35th Street Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

35            Servicer compliance statements.

35.1         Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

35.2         CWCapital Asset Management LLC, as Special Servicer (filed as Exhibit 35.2 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

35.3         Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

35.4         Berkeley Point Capital LLC, as Primary Servicer (filed as Exhibit 35.4 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

35.5         Prudential Asset Resources, Inc., as Primary Servicer (filed as Exhibit 35.5 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

35.6         Berkeley Point Capital LLC, as Primary Servicer of the Element LA Mortgage Loan (filed as Exhibit 35.4 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

35.7         CWCapital Asset Management LLC, as Special Servicer of the Element LA Mortgage Loan (filed as Exhibit 35.2 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

35.8         Wells Fargo Bank, National Association, as Certificate Administrator of the Element LA Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

35.9         Wells Fargo Bank, National Association, as Primary Servicer of the One Commerce Plaza Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

35.10       CWCapital Asset Management LLC, as Special Servicer of the One Commerce Plaza Mortgage Loan (filed as Exhibit 35.2 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

35.11       Wells Fargo Bank, National Association, as Certificate Administrator of the One Commerce Plaza Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

35.12       Berkeley Point Capital LLC, as Primary Servicer of the NMS Los Angeles Multifamily Portfolio Mortgage Loan (filed as Exhibit 35.12 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

35.13       Rialto Capital Advisors, LLC, as Special Servicer of the NMS Los Angeles Multifamily Portfolio Mortgage Loan (filed as Exhibit 35.13 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

35.14       Wells Fargo Bank, National Association, as Certificate Administrator of the NMS Los Angeles Multifamily Portfolio Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

35.15       Wells Fargo Bank, National Association, as Primary Servicer of the Springfield Mall Mortgage Loan (filed as Exhibit 35.15 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

35.16       LNR Partners, LLC, as Special Servicer of the Springfield Mall Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

35.17       Wells Fargo Bank, National Association, as Certificate Administrator of the Springfield Mall Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

35.18       Wells Fargo Bank, National Association, as Primary Servicer of the AG Life Time Fitness Portfolio Mortgage Loan (filed as Exhibit 35.18 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

35.19       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the AG Life Time Fitness Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

35.20       Wells Fargo Bank, National Association, as Certificate Administrator of the AG Life Time Fitness Portfolio Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

35.21       Wells Fargo Bank, National Association, as Primary Servicer of the Empire Mall Mortgage Loan (filed as Exhibit 35.21 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

35.22       C-III Asset Management LLC, as Special Servicer of the Empire Mall Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

35.23       Citibank, N.A., as Certificate Administrator of the Empire Mall Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

35.24       Berkeley Point Capital LLC, as Primary Servicer of the 215 West 34th Street & 218 West 35th Street Mortgage Loan (filed as Exhibit 35.4 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

35.25       Rialto Capital Advisors, LLC, as Special Servicer of the 215 West 34th Street & 218 West 35th Street Mortgage Loan (filed as Exhibit 35.25 to the Original 10-K under Commission File No. 333-207567-01 and incorporated by reference herein)

35.26       U.S. Bank National Association, as Certificate Administrator of the 215 West 34th Street & 218 West 35th Street Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

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

CCRE Commercial Mortgage Securities, L.P.
(Depositor)

/s/ James Buccola

James Buccola, Chief Executive Officer

(senior officer in charge of securitization of the depositor)

Date: October 12, 2018